Form 10-K
period 2021-12-31
Santander Drive Auto Receivables Trust 2018-4; SANTANDER DRIVE AUTO RECEIVABLES LLC
filed 2022-03-31
CIK 1748011, 1383094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE

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

None

PART I

The following items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1	Business
Item 1A	Risk Factors
Item 2	Properties
Item 3	Legal Proceedings

Item 1B.	Unresolved Staff Comments

Nothing to report.

Item 4.	Mine Safety Disclosures

Not applicable.

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

Item 1117 of Regulation AB. Legal Proceedings.

Wells Fargo Bank, N.A. (“Wells Fargo Bank”), as indenture trustee, has provided the following information:

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively.

In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA. In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches.

With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs’ claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

PART II

The following items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6	[Reserved]
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A	Quantitative and Qualitative Disclosures about Market Risk
Item 8	Financial Statements and Supplementary Data
Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A	Controls and Procedures

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

The following items have been omitted in accordance with General Instruction J to Form 10-K:

Item 10	Directors, Executive Officers, and Corporate Governance
Item 11	Executive Compensation
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13	Certain Relationships and Related Transactions, and Director Independence
Item 14	Principal Accountant Fees and Services

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria

Each of Santander Consumer USA Inc., Wells Fargo Bank, N.A. and Computershare Trust Company, N.A. (each, a “Servicing Participant”) have been identified by the issuing entity as parties participating in the servicing function with respect to the pool assets held by the issuing entity. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a “Report on Assessment”), which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by one or more registered public accounting firms, which reports are also attached as exhibits to this Form 10-K.

None of the Reports on Assessment or the related Attestation Reports has identified any material instances of noncompliance with the servicing criteria described in the related Report on Assessment as being applicable to such Servicing Participant.

Item 1123 of Regulation AB. Servicer Compliance Statements

Santander Consumer USA Inc. has been identified by the issuing entity as the servicer with respect to the asset pool held by the issuing entity. Santander Consumer USA Inc. has completed a statement of compliance with applicable servicing criteria (a “Compliance Statement”) signed by an authorized officer. The Compliance Statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15.	Exhibit and Financial Statement Schedules

(a)(1)    Not Applicable.

(a)(2)    Not Applicable.

(a)(3)    See Item 15(b) below.

(b)         Exhibits

The exhibits listed below are either included or incorporated by reference as indicated:

Exhibit No.	Description

1.1	Underwriting Agreement, dated as of August 13, 2018, among Santander Drive Auto Receivables LLC (“Santander Drive”), Santander Consumer USA Inc. (“SC”) and RBC Capital Markets LLC, as representative of the several underwriters (incorporated by reference to Exhibit 1.1 of Form 8-K filed by the Issuer (Commission File No. 333-206684-10) with the Securities and Exchange Commission on August 15, 2018)

3.1	Amended and Restated Limited Liability Company Agreement of Santander Drive dated as of March 7, 2007 (incorporated by reference to Exhibit 3.1 of Form SF-3 filed by Santander Drive (Commission File No. 333-206684) with the Securities and Exchange Commission on August 31, 2015)

3.2	First Amendment to Amended and Restated Limited Liability Company Agreement, dated as of February 28, 2017, by SC, as sole equity member (incorporated by reference to Exhibit 3.1 of Form 8-K filed by Santander Drive (Commission File No. 333-139609) with the Securities and Exchange Commission on March 1, 2017)

4.1	Indenture, dated as of August 22, 2018, between Santander Drive Auto Receivables Trust 2018-4, as issuer (the “Issuer”), and Wells Fargo Bank, National Association, as indenture trustee (the “Indenture Trustee”) (incorporated by reference to Exhibit 4.1 of Form 8-K filed by the Issuer (Commission File No. 333-206684-10) with the Securities and Exchange Commission on August 23, 2018)

10.1	Purchase Agreement, dated as of August 22, 2018, between SC and Santander Drive (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Issuer (Commission File No. 333-206684-10) with the Securities and Exchange Commission on August 23, 2018)

10.2	Sale and Servicing Agreement, dated as of August 22, 2018, among the Issuer, Santander Drive, SC and the Indenture Trustee (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Issuer (Commission File No. 333-206684-10) with the Securities and Exchange Commission on August 23, 2018)

10.3	Administration Agreement, dated as of August 22, 2018, among the Issuer, SC, as administrator, and the Indenture Trustee (incorporated by reference to Exhibit 10.3 of Form 8-K filed by the Issuer (Commission File No. 333-206684-10) with the Securities and Exchange Commission on August 23, 2018)

10.4	Amended and Restated Trust Agreement, dated as of August 22, 2018, between Santander Drive and Wilmington Trust, National Association, not in its individual capacity but solely as owner trustee for the Issuer (incorporated by reference to Exhibit 10.4 of Form 8-K filed by the Issuer (Commission File No. 333-206684-10) with the Securities and Exchange Commission on August 23, 2018)

10.5	Asset Representations Review Agreement, dated as of August 22, 2018, among the Issuer, SC, as sponsor and servicer, and Clayton Fixed Income Services LLC, as asset representations reviewer (incorporated by reference to Exhibit 10.5 of Form 8-K filed by the Issuer (Commission File No. 333-206684-10) with the Securities and Exchange Commission on August 23, 2018)

10.6	First Amendment to Sale and Servicing Agreement, dated as of August 16, 2021, by and among Santander Drive, as seller, and SC, as servicer (incorporated by reference to Exhibit 10.2 of Form 10-D/A filed by the Issuer (Commission File No. 333-206684-10) with the Securities and Exchange Commission on August 18, 2021)

10.7	Second Amended and Restated Servicing Agreement, dated as of October 31, 2021, among Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company, N.A., Computershare Trust Company, N.A. and Computershare Limited (incorporated by reference to Exhibit 99.1 of Form 8-K filed by the Issuer (Commission File No. 333-206684-10) with the Securities and Exchange Commission on November 5, 2021)

10.8	Second Amendment to Sale and Servicing Agreement, dated as of March 15, 2022, by and among Santander Drive, as seller, and SC, as servicer (incorporated by reference to Exhibit 10.2 of Form 10-D filed by the Issuer (Commission File No. 333-206684-10) with the Securities and Exchange Commission on March 15, 2022)

31.1	Certification (Santander Drive)

33.1	Management’s Assessment of Compliance with SEC Regulation AB Servicing Criteria (SC)

33.2	Assessment of Compliance with the Applicable Servicing Criteria (Wells Fargo Bank, N.A.)

33.3	Assessment of Compliance with the Applicable Servicing Criteria (Computershare Trust Company, N.A.)

34.1	Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP with respect to SC)

34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP with respect to Wells Fargo Bank, N.A.)

34.3	Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP with respect to Computershare Trust Company, N.A.)

35.1	Servicer Compliance Statement (SC)

(c)	Not Applicable.

Item 16.	Form 10-K Summary

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

Date: March 31, 2022

SANTANDER DRIVE AUTO RECEIVABLES LLC, as depositor

By:	/s/ Corey Henry
Name:	Corey Henry
Title:	President and Chief Executive Officer
(senior officer in charge of securitization of the depositor)